Form 10KSB
period 1999-12-31
OLD NIGHT INC
filed 2000-03-29
CIK 1100787

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-KSB

                          ---------------------------

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended December 31st, 1999
                               -------------------

( ) TRANSITION REPORT PERSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from               to

     Commission  File  Number:   000-28427
                                 ---------



                                 OLD NIGHT, INC.
                               -------------------
               (Exact name of Registrant as specified in charter)

          NEVADA                                          87-0621120
(State or other jurisdiction of incorporation)    (I.R.S.  EMPLOYER  ID  NO.)

4700 S 900 E  SUITE 41B,  SALT  LAKE  CITY  UT                     84117
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                      (ZIP  CODE)

                                 (801) 265-0357
                         (REGISTRANT'S TELEPHONE NUMBER)

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

   SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: 496,400

Title  of  each  class             Name of exchange on which registered
None                               None
----                               ----
To  be  so  registered
Common stock:  $0.001  Par  value
---------------------------------

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [ ]  No [x]            (2) Yes [x]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:     $0.00
                                                             -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. the aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked process of such stock, as of the specified date within the past 60 days.

     At December 31, 1999, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.00

    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of December 31, 1999, the registrant had 496,400 shares issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (eg., part I, part II, etc.) into which the document is incorporated; (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed persuant to rule 424 (b) 0r
(c) under the Securities Act of 1933:

None
----

                        ITEM 1. DESCRIPTION OF BUSINESS
                        --------------------------------

     Old Night, Inc., f/k/a "Avery, Armstrong and Assoc., Architects and Engineers, Inc.", (hereinafter "The Company") was incorporated on November 26, 1980, pursuant to the Nevada Business Corporation Act. Its original Articles of Incorporation provided for authorized capital of two thousand five hundred (2,500) shares of common stock with no par value. On August 20, 1998, the shareholders of the Company approved an amendment to the Articles of Incorporation changing the authorized capital to one hundred million (100,000,000) shares of common stock with a par value of $0.001 (1 mill) per share.

     The amended Articles were filed with the State of Nevada on December 2, 1998.The Company was formed with the stated purpose of conducting any lawful business activity. However, the contemplated purpose was to engage in investment and business development operations related to mineral research and exploration. The Company's attempts to enter this field were not successful and all attempts to engage in business ended before 1983, and the Company became dormant.

     The Company never engaged in an active trade or business throughout the period from inception through 1998. On or about September 1998, the directors determined that the Company should become active and reinstated the Company with the State of Nevada, and began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

     The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     The Company's principal executive offices are located at 4700 South 900 East S41B, Salt Lake City, Utah, 84117.

                       ITEM 2. DESCRIPTION OF PROPERTIES
                       ---------------------------------

     The information required by this Item 2 is not applicable to this Form 10-KSB due to the fact that the Company does not own or control any material property.

                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------

     The Company is currently not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         -------------------------------------------------------------

     No matters were submitted to a vote of the shareholders of the Company during the fiscal year ended December 31, 1999.

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ----------------------------------------------------------------

     During the past three years there has not been an established trading market for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common or preferred stock, and does not anticipate that it will pay dividends in the forseeable future. At December 31, 1999, the Company had 32 shareholders.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
       ------------------------------------------------------------------

Overview
--------

     The Company is considered a development stage company with no assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder and officer of the Company, specifically Jon Heidelberger ,the President and a Director of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan  of  Operation
-------------------

     During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

     As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Liquidity and Capital  Resources
--------------------------------

     As of December 31, 1999 the Company had no assets and no liabilities.

Results of Operations
---------------------

     As of December 31, 1999 the Company's only activity has involved the continued investigation of potential business opportunities.


                          ITEM 7. FINANCIAL STATEMENTS
                          ----------------------------

     The financial statements of the Company are included following the signature page to this form 10-KSB


      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      -------------------------------------------------------------------
                            AND FINANCIAL DISCLOSURE
                            ------------------------

     None


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
   -------------------------------------------------------------------------
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
               -------------------------------------------------

     Each Director of the Company serves for a term of one year and until his or her successor is elected at the Company's annual shareholder's meeting and is qualified, subject to removal by the Company's shareholders.

     Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his or her successor is elected at the annual meeting of the Board of Directors and is qualified.

     The following table sets forth as of December 31, 1999, the name, age, and position of each executive officer and director and the term of office of each director of the Company:


Name:                  Age:  Position:           Director and/or Officer since:
----                   ---   --------            -----------------------------

Jon Heidelberger       48    President/Director  April 18, 1998
Lorretta Heidelberger  47    Sec/Treas./Director April 18, 1998

     Set forth below is certain biographical information regarding each of the Company's executive officers and directors:


Jon Heidelberger
----------------

     Mr. Heidelberger's business expertise and experience comes primarily from his successful venture in small business, particularly in the Food industry. Following the sale of his company in or about 1986, Mr. Heidelberger joined the Chrysler Corporation in corporate sales. He holds a bachelor's degree in Business from Saint Joseph's University.


Loretta Heidelberger
--------------------

     Ms. Heidelberger's business experience comes from working with her husband, Jon, in the food retail industry. In or about 1986, she joined the staff at a major medical / health maintenance corporation in Slat Lake city, Utah, processing proprietary corporate financial data. She holds a Bachelors degree in Science from Weschester University.

     Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing;

     (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

     (3) was the subject of any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

     (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of ay of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

     (ii) engaging in any type of business practice; or

     (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities or federal commodities laws;

     (4) was the subject of any order, judgement, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

     (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgement in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended or vacated;

     (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

              Compliance with Section 16(a) of the Exchange Act
               -------------------------------------------------

     Since the Company ceased operations, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered persuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to
Section 16(a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16(a)-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

     The following table sets forth as of December 31, 1999, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years:

Name:                    Position:                Report to be Filed:
----                     --------                 ------------------

None

                        ITEM 10. EXECUTIVE COMPENSATION
                        --------------------------------

Cash Compensation
-----------------

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended December 31, 1999.

Bonuses and Deferred Compensation
---------------------------------

     None

Compensation Pursuant to Plans
------------------------------

     None

Pension Table
-------------

     None

Other Compensation
------------------

     None

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -----------------------------------------------------------------------

     The following table sets forth as of December 31, 1999, the name and address and the number of shares of the Company's Common Stock held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name of Person or Group:  Nature of Ownership:  Number of Shares Owned:  Percent
-----------------------   -------------------   ----------------------   -------

N. James Marin            Shares                40,000                   8%
3600 Harstrand Gulch
Etna, CA 96027

Tim Neal                  Shares                40,000                   8%
P.O. Box 545
Novato, CA 94948


            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------

Transactions with Management and Others
---------------------------------------

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management
--------------------------

     There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
---------------------------

     The Company was organized more than five years ago; therefore transactions between the Company and its promoters or founders are not considered to be material.

                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                   -----------------------------------------

(a) (1) Financial Statements
----------------------------

The following financial statements are included in this report:

Title of Document:
-----------------

Report of Andersen Andersen and Strong

Balance Sheet as December 31, 1999



(a) (2) Financial Statement Schedules
-------------------------------------

     None.

(a) (3) Exhibits
---------------

     None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   OLD NIGHT, INC
                                   --------------

Date: 23 March, 2000               By:  /s/ Jon Heidelberger
                                   --------------------
                                   JON HEIDELBERGER, PRESIDENT AND DIRECTOR


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

OLD  NIGHT,  INC.

                      FINANCIAL  STATEMENTS  AND  REPORT

                OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

       OCTOBER  31,  1998,  DECEMBER  31,  1997,  AND  DECEMBER  31,  1996





Board  of  Directors
Old  Night,  Inc.
Salt  Lake  City,  Utah

       REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

     We have audited the accompanying balance sheets of Old Night, Inc. (a development stage company) at December 31, 1998, and December 31, 1997, and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996, and the period November 26, 1980 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Night, Inc. at December 31, 1998, and December 31, 1997, and the results of operations, and cash flows for the years ended December 31, 1998,1997, and 1996 and the period November 26, 1980 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception and has suffered recurring losses from operations and will need additional working capital for any future activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Andersen Andersen and Strong, L.L.C.
----------------------------------------
Andersen Andersen and Strong, L.L.C.
Salt  Lake  City,  Utah
January  05,  2000

                               OLD  NIGHT,  INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
           September 30, 1999, December 31, 1998 and December 31, 1997



                                                       (unaudited)
                                                       Sept 30,    Dec 31,    Dec 31,
                                                         1999       1998       1997
                                                       ---------  ---------  ---------
ASSETS

CURRENT ASSETS
Cash                                                   $      -   $      -   $      -
                                                       ---------  ---------  ---------
  Total Current Assets                                 $      -   $      -   $      -
                                                       =========  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $1,600     $      -   $      -
                                                       ---------  ---------
Total Current Liabilities                               1,600            -          -
                                                       ---------  ---------  ---------

STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 496,400 shares issued and outstanding
          on Sept 30, 1999; 487,400 at Dec 31, 1997         496        496        487

Capital in excess of par value                           37,504     37,504     28,513

    Deficit accumulated during the development stage    (39,600)   (38,000)    29,000
                                                       ---------  ---------

Total Stockholders' Equity (deficiency)                   1,600       -           -
                                                       ---------  ---------
                                                       $   -      $   -        $   -
                                                       =========  =========    =========

   The accompanying notes are an integral part of these financial statements.

                                OLD  NIGHT, INC.
                          ( A Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Nine Months Ended September 30, 1999 and the Years
                Ended December 31, 1998, 1997 and 1996 and the Period November 26, 1980 (Date of Inception) to September 30, 1999




                    (unaudited)                                  Nov  26,  1980
                       Sept 30    Dec 31   Dec 31   Dec 31    (Date of Inception) to
                        1999      1998     1997      1996        Sept  30, 1999
                      ---------  -------  -------    ---------   ---------------
REVENUES              $      -   $     -  $     -    $     -    $     -

EXPENSES               1,600      9,000         -          -     39,600
                      ---------  -------  -------    ---------   ---------------

NET LOSS              $(1,600)   $(9,000)  $    -    $          (39,600)
                      =========  =======  =======    ========    ================

NET LOSS PER COMMON
SHARE

Basic                 $(.003)    $ (0.02)  $    -    $     -
                      ---------  -------  -------    ========



AVERAGE  OUTSTANDING
    SHARES

     Basic             496,400    496,400   487,400  487,400
                      ---------   -------   -------  -------



   The accompanying notes are an integral part of these financial statements.

                                 OLD NIGHT, INC.
                         ( A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period from November 26, 1980 (Date of Inception)
                              to September 30, 1999





                                               COMMON  STOCK     CAPITAL  In
                                              ----------------   EXCESS  OF    ACCUMULATED
                                               SHARES   AMOUNT   PAR VALUE      DEFICIT
                                              -------   -------  ----------  ---------
Balance November 26,  1980(date of inception)         -  $     -  $        -  $      -

Issuance of common stock for cash              160,000    160       7,840            -
   at $.05 - August  24, 1983

Issuance of common stock for cash              140,000    140       6,860            -
at $.05 - September 8, 1983

Issuance of common stock for cash
    at $.05 - October 17, 1983                 133,600    133       9,867            -

Issuance of common stock for cash
    at $.0743  - November 1, 1983               53,800     54       3,946            -


Net operating loss for the year ended
   December 31, 1983                                 -      -           -       (29,000)
                                               -------      ---     ------      -------
BALANCE DECEMBER 31, 1997                      487,400      487      28,513     (29,000)

Issuance of common stock for cash
    at $1.00 - August 25, 1998                   9,000        9       8,991         -

Net operating loss for the year ended
    December 31, 1998                               -       -           -         (9,000)
                                               -------  -------  ---------      ---------
BALANCE DECEMBER 31, 1998                      496,400  $   496  $   37,504     $(38,000)
                                               -------  -------  ---------      ---------
Net operating loss for the nine months              -       -           -         (1,600)
ended September 30, 1999                       -------  -------  ---------      ---------

BALANCE SEPTEMBER 30, 1999                     496,400  $   496  $   37,504     $(39,600)
                                               =======  =======  ==========     =========


   The accompanying notes are an integral part of these financial statements.

                                 OLD NIGHT, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

  For the Nine Months ended September 30, 1999 and the Years Ended December 31, 1998, 1997, and 1996 and the Period from November 26, 1980 (date of inception)
                             to September 30, 1999




                                                                                   NOV  26,  1980
                                          SEP 30    DEC 31    DEC 31   DEC 31     (Date of Inception))
                                            1999      1998      1997     1996        to SEP 30, 1999
                                         --------- ---------   -------  -------    --------------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                                 $(1,600)  $(9,000)    $     -  $     -    $(39,600)

Adjustments to reconcile net loss to
net cash provided by operating
activities                               -         -           -        -          -
Changes in Accounts Payable                1,600   -           -        -          -

Net Cash From Operations                    -        (9,000)   -        -           (38,000)                (38,000)
                                         --------- ---------   -------  -------    --------------------

CASH FLOWS FROM INVESTING
ACTIVITIES                                 -       -           -        -          -
                                         --------- ---------   -------  -------    --------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of common stock
                                         -         9,000       -        -           38,000
                                         --------- ---------   -------  -------    --------------------

Net Increase (Decrease) in Cash          -         -           -        -          -

Cash at Beginning of Period              -         -           -        -          -
                                         --------- ---------   -------  -------    --------------------

Cash at End of Period                    $-        $-          $-       $-         $-                 -
                                         ========= =========   =======  =======    ====================




   The accompanying notes are an integral part of these financial statements.

                                 OLD NIGHT, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on November 26, 1980 with authorized common stock of 2,500 shares with no par value under the name of Avery, Armstrong and Associates, Architects Engineers.

     On August 20, 1998 the name of the Company was changed to Old Night, Inc, and the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

     On August 20, 1998 the Company completed a forward common stock split of 200 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

     The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and was inactive after 1983.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

     The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

     The Company has not yet adopted a policy regarding payment of dividends.

Income  Taxes
-------------

     At September 30, 1999, the Company had a net operating loss carry forward of $39,600. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2020.

Earnings  (Loss)  Per  Share
----------------------------

     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

Financial  Instruments
----------------------

     The carrying amounts of financial instruments are considered by management to be their estimated fair values.

------

                               OLD NIGHT,  INC.
                          ( A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Estimates  and  Assumptions
---------------------------

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED  PARTY  TRANSACTIONS

     The statement of changes in stockholder's equity shows 496,400 shares of common stock outstanding of which 363,200 shares were acquired by related parties.

4.  GOING  CONCERN

     Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding, and long term financing, which will enable the Company to operate in the coming year.

     There can be no assurance that the Company can be successful in this effort.

ITEM 2. PLAN OF OPERATIONS
--------------------------

     The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but does not have the working capital to be successful in this effort.

     Continuation of the Company as a going concern is dependent upon obtaining the working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to pursue its objective.

Liquidity and Capital Resources
-------------------------------

     The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

     The Company ha had no operations during this reporting period.

PART 2 - SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OLD  NIGHT,  INC.
                              (REGISTRANT)

                              /s/   Jon  Heidelberger
                          BY:  -------------------------
                               PRESIDENT  AND  DIRECTOR

DATED:  06TH  DAY  OF  DECEMBER,  1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of December, 1999,

/s/   Jon  Heidelberger
----------------------------------------
JON HEIDELBERGER: President and Director


/s/  Lorretta Heidelberger
----------------------------------------
LORETTA HEIDELBERGER: Director,  Secretary  and  Chief  Financial  Officer