Form 10-Q
period 1999-12-31
OLD NIGHT INC
filed 2000-05-31
CIK 1100787

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                 FORM 10-QSB

                          ---------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the quarterly period ended March 31st, 2000
                               -------------------

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



     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes [ ]  No [x]            (2) Yes [x]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date



         Class                          Outstanding as of March 31, 2000
        -------                         --------------------------------

        Common stock, $0.001                    496,400

                                     INDEX

PART 1.                                                 Page Number
                                                        -----------

        ITEM 1. Financial Statements (unaudited)        3

                Balance Sheets                          4
                  March 31, 2000 and December 31, 1999

                Statements of Operations                5
                  For the three months ended
                  March 31, 2000 and 1999
                  and the period from November 26th
                  to March 31, 2000

                Statements of Cash Flows                6
                  For the three months ended
                  March 31, 2000 and 1999
                  and the period from November 26th
                  to March 31, 2000

                Notes to Financial Statements           7

        ITEM 2. Plan of Operations                      9

PART 11.        Signatures                              10

                         PART 1 - FINANCIAL INFORMATION
                          ---------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                         -----------------------------

     The acompanying balance sheets of Old Night, Inc. (development stage company) at March 31, 2000 and December 31, 1999, and the statements of operations for the three months ended March 31, 2000 and 1999 and the period from November 26, 1980 to March 31, 2000, the cash flows and the statement of stockholder' equity for the three months ended March 31, 2000 and 1999,and the period from November 26, 1980 to March 31, 2000, have been prepared by the Company's management and they do not include all the information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 2000, are not necessarily indicitive of the results that can be accepted for the year ending December 31, 2000.

                                OLD NIGHT, INC.
                          (Development Stage Company)
                                 BALANCE SHEETS
                     March 31, 2000, and December 31, 1999
                     -------------------------------------

                                        Mar 31          Dec 31
                                        2000            1999
                                        ------          ------

ASSETS

CURRENT ASSETS

        Cash                            $ -             $ -
                                        ------          ------
        Total Current Assets            $ -             $ -
                                        ======          ======

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

        Accounts Payable                $ -             $ -
                                        ------          ------
        Total Current Liabilities       $ -             $ -
                                        ======          ======

STOCKHOLDERS' EQUITY

        Common Stock
        100,000,000 shares authorized
        at $0.001 par value; 496,400
        shares issued and outstanding     496             496

        Capital in excess of par value    37, 504         37,504

        Deficit accumulated during the   (39,600)        (39,600)
        Development Stage

        Total Stockholders' Equity
        (deficiency)                      _               -
                                        ------          -------
                                        $ -             $ -
                                        ======          ======

   The accompanying notes are an integral part of these financial statements

                                 OLD NIGHT, INC
                           (Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 2000, and 1999 and the Period
            November 26, 1980 (Date of Inception) to March 31, 2000
            -------------------------------------------------------

                Mar 31          Mar 31          Nov 26, 1980 to
                2000            1999            Mar 31, 2000
                ------          ------          ------------

REVENUES        $ -             $ -             $ -

EXPENSES          -               -             $ 39,600
                ------          ------          ------------

NET LOSS        $ -             $ -             $(39,600)
                ======          ======          ============

NET LOSS PER
COMMON SHARE

        Basic   $ -             $ -
                ------          ------

AVERAGE
OUTSTANDING
SHARES

        Basic   496,400         496,400
                -------         -------



   The accompanying notes are an integral part of these financial statements

                                 OLD NIGHT, INC
                           (Development Stage Company)
                            STATEMENTS OF CASH FLOWS
       For the Three Months Ended March 31, 2000, and 1999 and the Period
            November 26, 1980 (Date of Inception) to March 31, 2000
            -------------------------------------------------------
                Mar 31          Mar 31          Nov 26, 1980 to
                2000            1999            Mar 31, 2000
                ------          ------          ------------

CASH FLOWS:
OPERATING
ACTIVITIES

Net Loss        $ -             $ -             $(39,600)
                ------          ------          ------------

Net cash used     -               -              (39,600)
in operations

CASH FLOWS:
INVESTING
ACTIVITIES      $ -             $ -             $ -
                ------          ------          ------------

CASH FLOWS:
FINANCING
ACTIVITIES

Common stock    $ -             $ -             $ 39,600
                ------          ------          ------------

Net Increase
(Decrease) in
Cash            $ -             $ -             $ -
                ------          ------          ------------

Cash: Period
Begin           $ -             $ -             $ -
                ------          ------          ------------

Cash: Period
End             $ -             $ -             $ -
                ======          ======          ===========

   The accompanying notes are an integral part of these financial statements

                                 OLD NIGHT, INC.
                          (Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

1.     ORGANIZATION

     The Company was incorporated under the laws of the State of Nevada on November 26, 1980 with authorized common stock of 2,500 shares with no par value under the name of Avery, Armstrong and Associates, Architects Engineers.

     On August 20, 1998 the name of the Company was changed to Old Night, Inc., and the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

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

                               OLD NIGHT,  INC.
                          ( A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   -------------------------------------------



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

     The Company has had no operations during this reporting period.

PART 2 - SIGNATURES
-------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OLD  NIGHT,  INC.
                              (REGISTRANT)

                              /s/   Jon  Heidelberger
                          BY:  -------------------------
                               PRESIDENT  AND  DIRECTOR

DATED:  10TH DAY OF MAY,  2000