Form 10QSB
period 2000-06-30
OLD NIGHT INC
filed 2000-09-01
CIK 1100787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2000
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission File number       000-28427
                        --------------------

                                 OLD NIGHT INC.
            --------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0621120
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Aluminum Tower 5th Floor, 2 Limassol Avenue, Nicosia, Cyprus          2003
------------------------------------------------------------    ----------------
(Address of principal executive offices)                           (Zip Code)

                                  357-233-6933
                               -------------------
               Registrant's telephone number, including area code


(Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

      Class                                     Outstanding as of June 30, 2000
     ---------                                ----------------------------------
 Common  Stock, $0.001                                     5,963,400



                                                        INDEX

                                                                                                           Page
                                                                                                           Number
                                                                                                          -------
PART I.

          ITEM 1.           Financial Statements (unaudited).................................................3

                            Balance Sheets...................................................................4
                               June 30, 2000 and December 31, 1999

                            Statements of Operations
                               For the three and six  months ended June  30, 2000 and 1999...................5 and the period November 26, 1980 to June 30, 2000

                            Statements of Cash Flows
                                For the six months ended June 30, 2000 and 1999..............................6 and the period November 26, 1980 to June 30, 2000

                            Notes to Financial Statements....................................................7

          ITEM 2.           Plan of Operations..............................................................12

PART II

           ITEM 2           Changes in Securities ......................................................    13

                            Signatures......................................................................14


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Old Night, Inc. ( development stage company) at June 30, 2000 and December 31 1999, and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the period November 26, 1980 to June 30, 2000, the statement of cash flows for the six months ended June 30, 2000 and 1999, and the period November 26, 1980 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.



                                         OLD NIGHT, INC.
                                  (Development Stage Company)
                                        BALANCE SHEETS
                              June 30, 2000, and December 31, 1999

--------------------------------------------------------------------------------------------------


                                                                      Jun 30,            Dec 31,
                                                                       2000                1999
                                                                    ----------         -----------

ASSETS

CURRENT ASSETS
   Cash                                                             $  191,773         $      -
                                                                    ----------         -----------

       Total Current Assets                                            191,773                -
                                                                    ----------         -----------

OTHER ASSETS
   Notes receivable  - related party - note 3                        2,299,000                -
   Accrued interest receivable - related party - note 3                 25,914                -
                                                                    ----------         -----------

                                                                    $2,516,687         $      -
                                                                    ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $      -           $     1,600
                                                                    ----------         -----------

       Total Current Liabilities                                           -                 1,600
                                                                    ----------         -----------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized,
        at  $0.001 par value; 5,963,400
        shares issued and outstanding on June 30;                        5,963               5,460
         5,460,400 on December 31

   Capital in excess of par value                                    2,548,601              32,540

    Deficit accumulated during the development stage                   (37,877)            (39,600)
                                                                    ----------         -----------

       Total Stockholders' Equity                                    2,516,687              (1,600)
                                                                    ----------         -----------

                                                                    $2,516,687         $      -
                                                                    ==========         ===========

   The accompanying notes are an integral part of these financial statements.



                                                     OLD NIGHT, INC.
                                             ( Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                 For the Three and Six Months Ended June  30, 2000, and 1999
                           and the Period November 26, 1980 (Date of Inception) to June 30, 2000

-------------------------------------------------------------------------------------------------------------------------

                                                   Three Months                    Six Months
                                              -----------------------       -----------------------
                                                Jun 30,      Jun 30,         Jun 30,       Jun 30,        Nov 26, 1980 to
                                                 2000         1999            2000          1999           Jun  30, 2000
                                              ----------   ----------       ---------    ----------       ---------------

REVENUES                                      $   25,914   $     -          $  25,914    $    -           $        25,914

EXPENSES                                          24,191         -             24,191         -                    63,791
                                              ----------   ----------       ---------    ----------       ---------------
NET PROFIT (LOSS)                             $    1,723   $     -          $   1,723    $    -           $       (37,877)
                                              ==========   ==========       =========    ==========       ===============




NET LOSS PER COMMON
   SHARE

   Basic                                      $     -      $     -          $     -      $    -
                                              ----------   ----------       ---------    ----------



AVERAGE  OUTSTANDING
    SHARES

     Basic                                     5,963,400    5,460,400       5,963,400     5,460,400
                                              ----------   ----------       ---------    ----------
















   The accompanying notes are an integral part of these financial statements.



                                               OLD NIGHT, INC.
                                          ( Development Stage Company)
                                            STATEMENT OF CASH FLOWS
                                       For the Six Months Ended June 30,
                               2000, and 1999 and the Period November 26, 1980
                                     (Date of Inception) to June 30, 2000
----------------------------------------------------------------------------------------------------------------


                                                                                                  Nov 26, 1980
                                                                 Jun 30,           Jun 30,         to Jun 30,
                                                                   2000             1999              2000
                                                               ------------     ------------    --------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                                    $      1,723     $       -       $      (37,877)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

            Changes in accrued interest receivable                  (25,914)            -              (25,914)
               Changes in accounts payable                              -               -                1,600



          Net Cash Used in Operations                               (24,191)            -              (62,191)
                                                               ------------     ------------    --------------

CASH FLOWS FROM INVESTING
   ACTIVITIES

        Purchase of notes receivable                             (2,299,000)            -           (2,299,000)
                                                               ------------     ------------    --------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock                     2,514,964             -            2,552,964
                                                               ------------     ------------    --------------



   Net Increase in Cash                                             191,773             -              191,773

   Cash at Beginning of Period                                         -                -                -
                                                               ------------     ------------    --------------

   Cash at End of Period                                       $    191,773     $       -       $      191,773
                                                               ============     ============    ==============





                                 OLD NIGHT, INC.
                           (Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on November 26, 1980 with authorized common stock of 2,500 shares with no par value under the name of Avery, Armstrong and Associates, Architects Engineers. On August 20, 1998 the name of the Company was changed to Old Night, Inc, and the authorized capital stock was increased to 100,000,000 shares with a par value of $.001.

On August 20, 1998 the Company completed a forward common stock split of 200 shares for each outstanding share and on May 28, 2000 a forward common stock split of 11 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and became inactive after 1983.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On June 30, 2000, the Company had a net operating loss carry forward of $37,877. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2021.

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and notes receivable, are considered by management to be their estimated fair values.

                                 OLD NIGHT, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates and Assumptions
-------------------------

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

Concentration of Credit Risk
----------------------------

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash and notes receivable. Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are other wise in financial institutions of high credit quality. The notes receivable are unsecured, however, management considers them to be fully collectable.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES RECEIVABLE AND ACCRUED INTEREST RECEIVABLE

During May and June 2000 the Company made loans to International Long Distance Corporation (ILDC) (See Note 5), amounting to $2,299,000 at 8% interest with a due date of October 15, 2000. Interest income has been accrued through June 30, 2000.

                                 OLD NIGHT, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

4. COMMON CAPITAL STOCK

The Company has commenced two private placements of its common capital stock. The first placement is a unit offering of 1,200,000 units at $5.00 per unit. Each unit consists of one share and one warrant. Each warrant is exercisable for one share of common stock of the Company for $5.00 any time within three years from the date of the purchase. The second placement consists of 400,000 share of common stock at $5.00. There is no minimum sale requirement under either offering. In connection with each placement the Company has agreed to provide a commission of 8% to the selling agent and the agent may elect to receive up to 50% of its commission in the form of shares of the Company at $5.00.

During May and June 2000 the Company completed the sale of 463,000 units at $5.00 under the first private placement and 40,000 shares at $5.00 under the second private placement for a total of $2,5514,964. The stock for the sale of these shares was issued during July 2000, however, for this report the shares are considered to be issued at June 30, 2000.

5.  SUBSEQUENT EVENTS

On June 30, 2000 the Company signed an agreement to purchase of 82.35% of the outstanding common capital stock of International Long Distance Corporation
(ILDC) , a North Carolina Corporation, in exchange for 4,529,054 newly issued shares of the Company. After completion of the transaction the former stockholders of ILDC will own 43% of the Company. ILDC provides third generation telecommunication services using the Internet Protocol (VoIP) and Virtual
Private Networks (VVVPN). The agreement is subject to the Company raising $1,500,000 through the private placements outlined in note 4.

Included in the following are the summarized, combined, unaudited pro-forma financial statements of the Company and ILDC, Inc. The fiscal year of each company in December 31. All intercompany transactions have been eliminated.


                                       OLD NIGHT, INC. AND SUBSIDIARY
                                      PROFORMA COMBINED BALANCE SHEETS
                                                June 30, 2000
                                           (stated in thousands)

----------------------------------------------------------------------------------------------------------------

                                                     Old Night         ILDC          Elimination       Total
                                                   ------------    ------------     ------------    ------------

ASSETS

CURRENT ASSETS

   Cash                                            $        192    $        150     $               $        342
    Accounts receivable - related parties                    -               85                               85
    Accounts receivable - trade                              -               60                               60
                                                   ------------    ------------                     ------------
       Total Current Assets                                 192             295             -               487
                                                   ------------    ------------                     ------------

EQUIPMENT - net of accumulated depreciation                  -            6,087                            6,087
                                                   ------------    ------------                     ------------

OTHER ASSETS
    Notes receivable - related party                      2,325              -            (2,325)            -
    Other                                                                   457                              457
                                                   ------------    ------------                     ------------

                                                   $      2,517    $      6,839                     $      7,031
                                                   ============    ============                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                $        -      $     10,768           (2,325)   $      8,443
                                                   ------------    ------------                     ------------
       Total Current Liabilities                            -            10,768                     $      8,443
                                                   ------------    ------------                     ------------


OTHER LIABILITIES                                           -               200                              200
                                                   ------------    ------------                     ------------

MINORITY INTEREST  DEFICIENCY                               -                -              (728)           (728)
                                                   ------------    ------------                     ------------

STOCKHOLDERS'  DEFICIENCY                                 2,517          (4,129)             728            (884)
                                                   ------------    ------------                     ------------

                                                   $      2,517    $      6,839                     $      7,031
                                                   ============    ============                     ============







                                         OLD NIGHT, INC. AND SUBSIDIARY
                                 PROFORMA COMBINED STATEMENTS OF OPERATIONS
                                  For the Six Months Ended June 30, 2000
                                        (stated in thousands)

------------------------------------------------------------------------------------------------------------

                                                     Old Night         ILDC       Elimination       Total
                                                   ------------    -----------    ------------   ----------


REVENUES                                           $         25    $       663                   $      688

COST OF TELECOMMUNICATIONS                                   -           3,197                        3,197
                                                   ------------    -----------                   ----------

    GROSS  PROFIT                                            25         (2,534)                      (2,509)

EXPENSES                                                     24          1,603                        1,627
                                                   ------------    -----------                   ----------

NET PROFIT (LOSS)                                  $          1    $    (4,137)                      (4,136)
                                                   ============    ===========

LESS MINORITY INTEREST                                                                                  730
                                                                                                 ----------

NET LOSS                                                                                         $   (3,406)
                                                                                                 ==========








                                 OLD NIGHT, INC. AND SUBSIDIARY
                          PROFORMA COMBINED STATEMENTS OF OPERATIONS
                            For the Year Ended December 31, 1999
                                      (stated in thousands)

-------------------------------------------------------------------------------------------

                                         Old Night        ILDC       Elimination   Total
                                        -----------    ----------   -----------  ----------

REVENUES                                $       25     $      838                $      863

COST OF TELECOMMUNICATIONS                      -           5,370                     5,370
                                        ----------     ----------                ----------

    GROSS  PROFIT                               25         (4,532)                   (4,507)

EXPENSES                                        25          3,015                     3,040
                                        ----------     ----------                ----------

NET PROFIT (LOSS)                       $       -      $   (7,547)                   (7,547)
                                        ==========     ==========

LESS MINORITY INTEREST                                                                1,332
                                                                                 ----------

NET LOSS                                                                             (6,215)
                                                                                 ==========





--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

On June 30, 2000 the Company signed an agreement to purchase of 82.35% of the outstanding common capital stock of International Long Distance Corporation
(ILDC) , a North Carolina Corporation, in exchange for 4,529,054 shares of the Company. ILDC provides third generation telecommunication services using the Internet Protocol (VoIP) and Virtual Private Networks (VVVPN). The agreement is subject to the Company raising $1,500,000 through the private placements outlined in note 4.

Liquidity and Capital Resources
-------------------------------

The Company has completed the sale of 503,000 shares of common capital stock for cash of $2,5514,964 and has made loans of $2,299,000 to ILDC.

Results of Operations
---------------------

The Company has had no operations during this reporting period.






                                     PART 2


ITEM  2 - CHANGES IN SECURITIES

The Company has commenced two private placements of its common capital stock. The first placement is a unit offering of 1,200,000 units at $5.00 per unit. Each unit consists of one share and one warrant. Each warrant is exercisable for one share of common stock of the Company for $5.00 any time within three years from the date of the purchase. The second placement consists of 400,000 share of common stock at $5.00. There is no minimum sale requirement under either offering. In connection with each placement the Company has agreed to provide a commission of 8% to the selling agent and the agent may elect to receive up to 50% of its commission in the form of shares of the Company at $5.00 per share.

During May and June 2000 the Company completed the sale of 463,000 units at $5.00 per unit under the first private placement and 40,000 shares at $5.00 per share under the second private placement for a total of $2,5514,964.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                        Old Night, Inc.
                                                          [Registrant]


                                                   /s/ Xenios Xenopoulous
                                                   -------------------------
                                                   Xenios Xenopoulous, President
August 31, 2000