Form 10QSB
period 2000-09-30
NXGEN NETWORKS INC
filed 2000-12-18
CIK 1100787

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:             September 30, 2000
                                            ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________.

Commission File number:           000-28427
                                  ---------




                              NXGEN NETWORKS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                          870621120
-------------------------------             ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

             1700 LINCOLN STREET, SUITE 1920, DENVER, COLORADO 80203
             -------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code: 303-839-9150
                                                ------------



                                 OLD NIGHT, INC.
GLOBAL TECH CENTER, DON JUAN ROAD, P.O. BOX 218, HERTFORD, NORTH CAROLINA 27944
-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:


       Class                                Outstanding as of September 30, 2000
       -----                                ------------------------------------
Common Stock, $0.001                                       21,544,908

Transitional Small Business Disclosure Format (Check One):       Yes [ ] No [X ]

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                              NxGen Networks, Inc.
                          (a development stage company)
                      Consolidated Condensed Balance Sheets
                                                             September 30,    December 31,
                                                                 2000            1999
                                                              (unaudited)      (audited)
                                                             ------------     -----------
Assets
   Current assets:
      Cash and cash equivalents                                $ 101,927    $         -
      Accounts receivable-net                                     56,079        101,181
      Accounts receivable-officers                                     -         84,060
      Prepaid expenses and other assets                          523,685              -
                                                              ----------      ---------
   Total current assets                                          681,691        185,241

   Property and equipment, net                                 6,060,345      2,779,256

Other assets:
   Deferred finance charges                                      391,347        322,187
   Investment                                                     85,000              -
   Deposits and other assets                                      29,809         44,559
                                                              ----------      ---------
Total assets                                                 $ 7,248,192    $ 3,331,243
                                                             ===========     ==========
Liabilities and shareholders' (deficit)
   Current liabilities
      Accounts payable                                         1,543,824      2,528,020
      Accrued liabilities                                      1,696,078        151,445
      Short-term convertible debenture                         2,100,000              -
      Short-term notes payable                                 1,787,395      1,837,188
      Current portion of capital lease obligations               767,639        123,715
      Deferred revenue and other                                  73,361         55,000
                                                              ----------      ---------
   Total current liabilities                                   7,968,297      4,695,368

   Capital lease obligations, less current portion               181,928        255,490
                                                              ----------      ---------
   Total liabilities                                           8,150,225      4,950,858

Shareholders (deficit):
      Common Stock, par value $.001, 100,000,000 shares
          authorized, issued and outstanding 21,544,908
          and 10,920,800 shares as of September 30, 2000
          and December 31, 1999, respectively                     21,545         10,920
      Subscription agreements                                    925,000      6,055,164
      Additional paid-in capital                              12,732,721              -
      Deficit accumulated during the
        development stage                                    (14,581,299)    (7,685,699)
                                                              ----------      ---------
   Total shareholder's (deficit)                                (902,032)    (1,619,615)
                                                              ----------      ---------
Total liabilities and shareholders' (deficit)                $ 7,248,192    $ 3,331,243
                                                             ===========     ==========

See accompanying notes to consolidated condensed financial statements



                                                        NxGen Networks, Inc.
                                                    (a development stage company)
                                           Consolidated Condensed Statements of Operations


                                                                Three months ended            Nine months ended       March 20, 1998
                                                                 September 30,                 September 30,          (inception) to
                                                             2000            1999          2000             1999       Sept 30, 2000
                                                                (unaudited)                     (unaudited)              (unaudited)
Sales, net                                             $    418,559    $     10,000    $  1,071,447    $     10,000    $  1,244,911
Cost of sales                                               590,088         179,632       1,633,373         361,713       2,595,047
                                                      ------------------------------------------------------------------------------
                                                           (171,529)       (169,632)       (561,926)       (351,713)     (1,350,136)

Operating expenses:
   Selling, general and administrative expenses           1,060,626         374,094       3,936,664       2,726,930       5,235,728
   Research and development                                 159,783            --           288,316            --           429,227
   Consulting compensation                                   86,000            --            86,000            --            86,000
   Impairment of property and equipment                     420,017            --           420,017            --           699,088
   Valuation allowance for investments                       50,000            --            50,000            --            50,000
   Loss on investment in affiliate                             --              --              --         1,085,448       1,085,448
   Loss on failed venture                                      --              --              --         2,011,396
   Depreciation and amortization                            536,427         209,928       1,101,348         629,786       2,934,167
                                                      ------------------------------------------------------------------------------
Total operating expenses                                  2,312,853         584,022       5,882,345       4,442,164      12,531,054
                                                      ------------------------------------------------------------------------------
Loss from operations                                     (2,484,382)       (753,654)     (6,444,270)     (4,793,877)    (13,881,189)

Other income (expense):

   Interest and penalty expense, net                       (275,715)           --          (463,303)        (34,665)       (713,113)
   Other income                                               1,555             266          11,973             266          13,003
                                                      ------------------------------------------------------------------------------
      Total other income (expense)                         (274,161)            266        (451,331)        (34,399)       (700,111)
                                                      ------------------------------------------------------------------------------
Net loss                                               $ (2,758,542)   $   (753,388)   $ (6,895,601)   $ (4,828,276)   $(14,581,300)

                                                      ------------------------------------------------------------------------------
Net loss per share-basic and diluted                          (0.23)   $      (0.07)   $      (0.46)   $      (0.44)   $      (1.29)
                                                      ------------------------------------------------------------------------------
Weighted average shares-basic and diluted                12,248,352      10,920,800      14,874,596      10,920,800      11,313,618
                                                      ------------------------------------------------------------------------------

See accompanying notes to consolidated condensed financial statements



                                               Nxgen, Inc.
                                  Consolidated Statements of Cash Flows


                                                                          Nine months ended September 30,
                                                                              2000             1999
                                                                           (unaudited)      (unaudited)
                                                                         -------------------------------
Cash Flows From Operating Activities
Net loss                                                                   $(6,895,601)    (4,828,276)
Adjustments to reconcile net loss to net cash used in
       operating Activities:
          Depreciation and amortization                                      1,101,348        629,786
          Loss on disposal and impairment of property and equipment            956,560
          Bad debt writeoffs of accounts receivable and notes receivable       234,414
          Conversion of receivable to investment                               135,000
          Valuation allowance on investments                                    50,000
          Loss on investment in affiliate                                                     917,560
          Stock compensation expense                                            86,000
          Changes in operating assets and liabilities:
              Accounts receivable                                             (330,456)     1,317,412
              Deferred finance charges                                         (50,000)      (150,000)
              Prepaid expenses and other assets                               (508,935)       (30,000)
              Accounts payable and other liabilities                           578,798        817,663
              Short-term notes payable                                         464,241           --
                                                                          -------------    ------------
                 Net cash used in operating activities                      (4,178,631)    (1,325,855)

Cash Flows From Investing activities
       Cash acquired as part of merger                                         937,627
Purchase of property and equipment                                          (2,722,837)      (604,589)
                                                                          -------------    ------------
                 Net cash used in investing activities                      (1,785,210)      (604,589)

Cash Flows from Financing activities
Proceeds from issuance of Common Stock, net of issuance costs                4,814,528      1,456,334
Proceeds from short-term notes payable                                       2,214,586        346,000
Repayments of capital leases and short-term notes payable                     (963,346)          --
                                                                          -------------    ------------
                 Net cash provided by financing activities                   6,065,768      1,930,444


Net increase (decrease) in cash                                                101,927           --
Cash and cash equivalents, beginning of period                                    --             --
                                                                          -------------    ------------
Cash and cash equivalents, end of period                                   $   101,927    $      --
                                                                         ==============================

Supplemental Disclosure of Other Cash and Non-cash
   Investing and Financing Activities:

Interest paid                                                              $   274,681    $    34,665
                                                                          -------------    ------------
Common Stock issued for services performed                                 $      --      $      --
                                                                          -------------    ------------
Conversion of convertible notes payable to Common Stock                    $ 1,500,000    $      --
                                                                          -------------    ------------
Acquisition of property and equipment utilizing obligations
   under capital leases                                                    $   625,849    $      --
                                                                          -------------    ------------
Deferred Finance charges included in convertible debenture                 $    95,000    $      --
                                                                          -------------    ------------
Purchases of property and equipment with short-term notes
   payable and convertible debentures                                      $ 1,684,239    $      --
                                                                          -------------    ------------
Acquisition of private shares in exchange for trade receivables            $   135,000    $      --
                                                                          -------------    ------------
See accompanying notes to consolidated condensed financial statements

Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in NxGen Networks, Inc. ("The Company" or "NxGen") Annual Report on Form 10-KSB for the year ended December 31, 1999 and to the Company's Current Report on Form 8-K.

Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any future period.

Note 2.  Consolidation Policy

The accompanying unaudited consolidated condensed financial statements include the accounts of NxGen Networks, Inc. ("NxGen") formerly Old Night Inc. , the legal acquirer, and International Long Distance Corporation ("ILDC"), the accounting acquirer. This transaction has been accounted for as a reverse acquisition, whereby the transaction was recorded using the purchase method with ILDC as the acquirer. Prior to the merger, NxGen was a non-operating public shell company for which no goodwill was recorded. Equity of the combined Company has been "recapitalized" to reflect the legal par value of NxGen (See Note 3).

Note 3.  Acquisitions/Merger

On June 30, 2000, the shareholders approved a share exchange agreement between Old Night, Inc., an inactive public shell, and ILDC. Under this agreement, Old Night exchanged 9,078,108 shares of its Common Stock for 9,078,108 or 82.53% of the issued and outstanding shares of Common Stock of ILDC. This Merger was accounted for as a reverse acquisition and was closed on August 31, 2000.

Old Night was a dormant public shell, which had been originally formed to engage in investment and business development operations related to mineral research and exploration. Old Night became dormant in 1994, after several failed attempts to enter this field were made. Since 1994, Old Night has had no operating assets or ongoing business and has been engaged in searching for an appropriate business opportunity. In conjunction with the merger with ILDC, Old Night was renamed to NxGen.

ILDC was incorporated in North Carolina in 1998 as a long distance service provider dedicated to utilizing state of the art technology to provide premier long distance telephony service both domestically and internationally. In the spring of 2000 management of ILDC was seeking additional equity funding in order to fully implement its business and marketing plan for the expansion of its business.

The following unaudited pro-forma summary presents the consolidated results of operations of the Company as if the merger had occurred at the beginning of 1999 and does not purport to be indicative of what would have occurred had the merger been made as of the beginning of 1999 or of results of operations which may occur in the future.


                                        2000             1999
                                      -----------------------------

     Net sales                        $ 1,071,447      $    10,000
     Net (loss)                       $(6,923,024)     $(4,829,876)

     (Loss) per share                 $      (.63)     $      (.44)



Note 4.  Stock Options

Consultants were issued options to purchase 1,000,000 shares of stock at $2.50, the majority vesting within one year. Of the 1,000,000 shares, 300,000 shares vested immediately. Directors and executives who do not meet the definition of an employee, were issued 1,710,000 options with a strike price ranging from $2.50 to $3.75. In general, these options vest within 12 months. Certain shares vesting are based on performance. Expense of $86,000 has been recorded in the accompanying financial statements related to these options. The fair value of these options was calculated utilizing the Black-Scholes method with the following assumptions, risk free interest rate of 3%, dividend rate of 0%, expected life of one year and an expected volatility rate of 0.001.

Employee options totaled 800,850 with a strike price ranging from $2.50 to $4.00. Vesting periods range from six months to 36 months.

Note 5. Commitments and Contingencies

The Company has settled litigation with vendors. Under the terms of the first settlement an immediate payment of $650,000 was made on September 28, 2000. Six equal payments of $285,438 are due commencing October 1, 2000. In addition, 51,692 shares of Common Stock (post split) will be issued in payment of legal fees. Prior to payment in full, StarTouch may convert any remaining amounts due into shares of Common Stock of NxGen at a conversion rate of $4.00 per share. If NxGen fails to cure any default of any term of the settlement agreement within 10 days of notice the full amount of the remaining indebtedness will be immediately accelerated and a late penalty equal to 10% of the entire accelerated amount will apply.

NxGen, to settle all claims, has agreed to make payments to a vendor totaling $175,000 on or before December 27, 2000 and to return to Compaq approximately $903,000 worth of equipment to this vendor.

Note 6.  Going Concern

Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital. Management of the Company has developed a strategy, which it believes will accomplish this objective through equity funding and long-term debt financing, and will enable the Company to fund its operations and capital investments. The Company is currently negotiating other credit facilities with key vendors to finance the acquisition of additional telecom and back office systems. Based on the Company's business plan and projected cash burn rate, the Company will need to seek additional capital through the issuance of equity securities and/or debt facilities within the next 12 months.

There can be no assurance that the Company will be successful in this effort.

Note 7. Convertible Subordinated Debenture

On September 18, 2000, the Company issued a Series 2000 One-Year 10% Convertible Subordinated Debenture to Winton Capital bearing interest at the rate of ten (10%) per annum, payable quarterly in arrears on the last day of December, March, June and September, the entire principal balance being due and payable September 30, 2001. The proceeds were used for working capital and equipment purchases. The convertible debenture was issued to Winton Capital in exchange for its interest in an equipment lease agreement dated July 27, 2000.

The holders of this Debenture may, at any time prior to maturity hereof, convert the principal amount of this Debenture into Common Stock at the conversion ratio of $3.75 (post split) of debenture principal and/or accrued but unpaid interest for one share of Common Stock of the Company.

Note 8.  Equity Transactions

The Company completed a private placement of its Common Capital Stock in May of 2000. That private placement was later amended on September 1, 2000 through creation of an Offering Memoranda which provided for separate unit and share offerings. The Company raised an aggregate total of $3,865,000 under this offering. In addition, as of September 30, 2000, $925,000 in subscription agreements has been received pending issuance of share certificates.

The private placement provided for an offering of 2,400,000 units, which consists of Common Stock and warrants, at $ 2.50 per unit. Each warrant is exercisable for one share of Common Stock of NxGen for $ 2.50 any time within three years from the date of the purchase. Under this private placement, 1,046,000 common shares and 1,046,000 warrants were issued to twelve (12) investors.

The placement consists of 500,000 shares of Common Stock at $ 2.50. To date, $1,250,000 has been received on this issue. In connection with each placement NxGen has agreed to provide a commission of 8% to the selling agent and the agent may elect to receive up to 50% of its commission in the form of shares at $ 2.50 per share. Elections have been for commissions in the form of shares.

As part of the initial purchase transaction of ILDC by Old Night, the Company raised an additional $1,500,000 through a promissory note with BDR Consulting, Inc. Per the terms of the note, the debt was automatically converted into equity of NxGen on August 31, 2000 (date of merger).

Note 9.  Commitments and Contingencies

The Company is committed to monthly lease payments on its various office locations in Denver, Colorado, Hertford, North Carolina and Atlanta, Georgia. These leases expire on March 2002, October 2001 and June 2005 respectively.

The Company has a number of small capital leases associated with the legacy network that will be paid out in 2001.

Note 10.  Subsequent Events

Subsequent to September 30, 2000, NxGen has received funds totaling approximately $398,000 from eleven (11) investors under a private placement dated October 31, 2000. The October 31, 2000 placement authorizes placement of 4,050,000 shares at a price of $3.75. NxGen has reason to believe that these investors are accredited investors, capable of evaluating the merit and risk of this investment, and who have acquired the shares for investment purposes. NxGen intends to provide the information required by Regulation D, Rule 506 in the form of an offering memorandum to all investors. The board has resolved on December 7, 2000 to reduce the offering price from $3.75 to $2.50 per share following the board discussion on this issue.

On October 27, 2000 NxGen agreed to assume a liability of Prepaid Cellular, a former business partner of ILDC totaling $119,830. In so doing, ILDC, through a letter agreement, has entered into a payment plan through which the total amount owing will be paid in six equal installments.

The Company declared a 2 for 1 split of its Common Stock, effective for all holders of record as of December 13, 2000 and payable to those record holders on December 14, 2000. Earnings per share computations and issued and outstanding shares in the accompanying financial statements have been restated to give effect to the split for all periods presented. The par value of the Company's
Common Stock remains at $.001 per share, and accordingly, Common Stock and Additional Paid-In Capital have been restated for all periods presented in the accompanying financial statements.

Note 11.  Recent Accounting Pronouncements

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material effect on our consolidated financial position, liquidity, or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended, which summarizes the staff's views in applying Generally Accepted Accounting Principles to revenue recognition in financial statements. SAB 101 is effective no later that the fourth quarter for fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements.

Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44) Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, is effective for financial statements beginning after July 1, 2000. The adoption of this new standard did not have a material effect on the Company's financial statements.



--------------------------------------------------------------------------------

                   ITEM 2 MANAGEMENT DISCUSSIONS AND ANALYSIS

--------------------------------------------------------------------------------


Overview
--------
NxGen was incorporated in the State of Nevada on November 26, 1980, under the name Avery, Armstrong and Associates, Architects and Engineers. The Avery, Armstrong and Associates, Architects and Engineers name was changed to Old Night, Inc. on December 2, 1998. The name was then changed to NxGen Networks, Inc. on August 31, 2000, in connection with the merger with International Long Distance Corporation ("ILDC"). ILDC was incorporated in North Carolina in 1998 under the name International Long Distance Corporation. The business focus of ILDC since its inception has been Internet Protocol Telephony network and application services. ILDC is considered a development stage company with offices in Hertford, North Carolina and Atlanta, Georgia.

In the spring of 2000, management of ILDC was seeking additional equity funding in order to fully implement its business and marketing plan for the expansion of its business. On May 18, 2000, NxGen, and ILDC signed an agreement and plan of merger and reorganization. The parties subsequently terminated the reorganization agreement and decided to conduct a two-step transaction instead for timing purposes. The first step of the proposed two-step transaction consisted of the acquisition of 82.53% of the issued and outstanding shares of Capital Stock of ILDC through a share exchange agreement dated June 30, 2000 (the "Share Exchange Agreement"). In the share exchange, NxGen issued 9,078,108 shares of its Common Stock in exchange for 9,078,108 or 82.53%, of the outstanding Capital Stock of ILDC. The second step of acquiring the remaining outstanding shares of ILDC through redemption or other transaction is planned to occur later this calendar year or early in 2001. All references to NxGen in this section include ILDC where applicable. The ILDC Stockholders as a result of the Share Exchange now hold approximately 63% of the Company's total issued and outstanding share capital. The definitive information statement on Form 14C dated July 28, 2000 filed by NxGen with the Securities and Exchange Commission contains a copy of the Agreement and details about the transaction and the business of ILDC.

NxGen directly and through its merger with ILDC provides third generation telecommunications services using Internet Protocol and a high speed data network that creates a suite of advanced networking solutions, including Voice over Internet Protocols (VoIP) and Virtual Private Networks (VPN). NxGen is rapidly deploying both network and corporate infrastructure. IP telephony is the real time transmission of voice communications in the form of digitized "packets" of information over the public Internet or a private network, similar to the way in which e-mail and other data is transmitted. By outsourcing domestic and international communications services to NxGen, customers are able to lower costs, generate new revenue and extend their business into Internet-based services quickly while maintaining service quality comparable to that of traditional voice networks. These customers include traditional, local, international and wholesale long distance companies and competitive local exchange carriers, as well as new telecommunications service providers.

NxGen currently holds an FCC License 214 issued by the Federal Communications Commission, which effectively categorizes NxGen as an interexchange carrier "IXC" for telecommunication services. IXC's include the largest communications companies, such as MCI WorldCom and Sprint. NxGen is in the process of obtaining licenses to carry traffic on its network in the domestic and international markets. NxGen believes that it is in compliance with all regulatory and governmental authorities as they relate to the operation of the network.


Results of Operations
---------------------

Three months ended September 30, 2000 and 1999
----------------------------------------------

Revenue
-------
The Company's primary source of revenue currently is the prepaid fees that it received from customers for completing calls over the network. This revenue is dependent on the volume of voice carried over the network, which is measured in minutes. The Company charges its customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. The Company also derives revenue from supplying the underlying services, including value-added applications and the use of the Company's network to issuers of prepaid phone cards. The Company's current business strategy is to phase out this prepaid calling business and focus on building out the newly developed voice over IP ("VoIP") platform.

Net revenue for the three months ended September 30, 2000 totaled $418,559 and was $408,559 or 4086% higher than net revenue for the three months ended September 30, 1999. The increase in revenue for the three months ended September 30, 2000 was primarily due to the increase in number of customers as well as the increase of the traffic from existing customers.

Cost of Sales-Telecommunications
--------------------------------
Telecommunications costs are comprised primarily of termination costs, purchased minutes, and other expenses associated with telecommunications. Termination fees are paid to local service providers to terminate calls received from the Company's network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and included in the Company's contract with its local service provider.

Telecommunications costs for the three months ended September 30, 2000 totaled $590,088 and were $410,456 higher than the three months ended September 30, 1999. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes. As discussed above, the Company's management has determined the most beneficial strategy for the Company going forward is to close down the prepaid calling business and focus its resources on building out the newly developed voice over IP (VoIP) platform.

The Company had a negative margin for the third quarter of 2000 of ($171,529) an increase of 1.1% compared to the negative margin of ($169,632) for the same period last year. The margins for the second quarter were adversely affected by the negative margins in the prepaid card business that resulted from a change in third party suppliers for the prepaid card program and increasing network costs.

Research and Development
------------------------
Research and Development expenses include the expenses incurred in the development, expansion, operation and support of the Company's global IP network and switching platform. Expenses consist primarily of VoIP and VPN (virtual private network) platform development, the fixed monthly costs of the leased network facilities, salary and payroll related expenses of the employees directly involved in the development and operation of the network. Expenses incurred in the development and support of the Company's proprietary application programming software is being capitalized.

Research and Development expenses were $159,783 for the three months ended September 30, 2000. The Company did not have research and development expenses in 1999. The increase in Research and Development expenses is primarily due to the increase in personnel and the necessary systems required to develop the Company's new network architecture.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses of $1,060,626 increased by $686,532 from $374,094 for the three months ended September 30, 2000 as compared to the corresponding period in 1999. Selling expenses include the expenses incurred in the development and promotion of the Company's image, website, marketing collaterals and the development of product and service descriptions and brochures. Selling expenses also include the salaries, payroll taxes, benefits Webmaster contracting, and production of promotional materials. The Company began the hiring of its key sales and marketing personnel during the three months ended September 30, 2000.

General and Administrative expenses include the expenses incurred for general corporate functions, including administration, finance and accounting, facilities, human resources, and professional services as well as the costs addressed in the selling and marketing. These expenses increased as a result of building the head office in Denver, engaging professional legal, accounting and executive search firms as well as the procurement of director and officer liability insurance and the expansion of the Company's IP network. Additional legal and administrative costs were also incurred as a result of the Company becoming publicly traded on Sept 27, 2000.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expenses were $536,427 for the three months ended September 30, 2000. The increase in depreciation expense is due to the acquisition of additional network equipment, computers and leasehold improvements.

Non-Cash Stock Compensation
---------------------------
The non-cash stock compensation expense resulted from the issuance of options to a consultant who engaged in assisting the Company in raising private placement funding and to independent contractors who are in the senior management positions of the Company.

Interest Expense
----------------
Interest expense of $275,715 was incurred for the three months ended September 30, 2000. The interest expense relates to the capital leases and a debenture used by the Company to finance the acquisition of new network equipment and to pay down the liabilities associated with the historical operations of ILDC. The Company has a number of small capital leases associated with the legacy network that will be paid out in 2001. The Company is currently negotiating other credit facilities to finance the acquisition of additional equipment and to refinance its current capital leases on favorable terms.

Impairment of Property and Equipment
------------------------------------
Management has estimated that certain of its equipment  associated with the soon
to  be  discontinued   prepaid  cellular   business  is  not  fully  realizable.
Accordingly, the Company has taken an impairment reserve amounting to $420,017.

Valuation Allowance Investment
------------------------------
The Company's investment in a privately held company has been reduced from the initial investment of $135,000 to $85,000 to reflect a permanent impairment in the value of this investment.

Nine Months Ended September 30, 2000 and 1999

Revenue
-------
Net revenue increased by $1,061,447 from $10,000 for the nine months ended September 30, 1999 to $1,071,447 for the nine months ended September 30, 2000. The increase in net revenue is primarily due to the increase in the number of customers and the increase in the traffic from existing customers (See Revenue discussion above.).

Cost of Sales-Telecommunications
--------------------------------
Telecommunications costs increased from $361,713 for the nine months ended September 30, 1999 to $1,633,373 for the nine months ended September 30, 2000. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes. As discussed above, management has determined the most beneficial strategy for the Company going forward is to close down the prepaid calling business and focus our resources on building out the newly developed voice over IP (VOIP) platform. The margins for the second quarter were adversely affected by the negative margins in the prepaid card business that resulted from a change in third party suppliers for the prepaid card program and increasing network costs.

Research and Development
------------------------
Network research and development expenses were $288,316 for the nine months ended September 30, 2000. The Company did not have any research and development expenditures in 1999. The increase in network research and development expenses is primarily due to the increase in the personnel and the necessary systems needed to develop the Company's new network architecture.

Selling, General and Administrative Expenses
--------------------------------------------
Selling, general and administrative expenses increased by $1,209,734 from $2,726,930 for the nine months ended September 30, 1999 to $3,936,664 for the nine months ended September 30, 2000. General and administrative expenses increased as a result of building the head office in Denver, engaging professional legal, accounting and executive search firms as well as the procurement of director and officer liability insurance and the expansion of the Company's IP network. Additional legal and administrative costs were also incurred as a result of the Company becoming publicly traded on Sept 1, 2000.

Selling expenses include the expenses incurred in the development and promotion of the Company's image, website, marketing collaterals and the development of product and service descriptions and brochures. Selling expenses also include the salaries, payroll taxes, benefits Webmaster contracting, and production of promotional materials. The Company continued to hire key sales and marketing personnel during 2000.

Depreciation and Amortization
-----------------------------
Depreciation and amortization expenses of $1,101,348 for the nine months ended September 30, 2000 were $471,562 higher than those of the corresponding period in 1999. The increase in depreciation expense is due to the acquisition of additional network equipment, computers and leasehold improvements.

Non-Cash Stock Compensation
---------------------------
The non-cash stock compensation expense resulted from the issuance of an option for 300,000 shares to a consultant who engaged in assisting the Company in raising private placement funding and to independent contractors who are in the senior management positions of the Company.

Interest Expense
----------------
Interest expense of $463,303 was incurred for the nine months ended September 30, 2000 compared to $34,665 for the corresponding period in 1999. The interest expense relates to the capital leases and a debenture used by the Company to finance the acquisition of new network equipment and to pay down the liabilities associated with the historical operation of ILDC. The Company has a number of small capital leases associated with the legacy network that will be paid out in 2001. The Company is currently negotiating other credit facilities to finance the acquisition of additional equipment and to refinance its current capital leases on favorable terms.

Liquidity and Capital Resources
-------------------------------
The Company issued approximately 1,546,000 shares in conjunction with the sale of units to investors in two private placement transactions resulting in net proceeds of $3,865,000. The Company is currently finalizing negotiations with a major leasing company to establish a $10 million credit facility to complete its build out requirements for 2001. The Company is currently negotiating other credit facilities with key vendors to finance the acquisition of additional telecom and back office systems. Based on the Company's business plan and projected cash burn rate, the Company will need to seek additional capital through the issuance of equity securities and/or debt facilities within the next 12 months.

Cash Flow for the nine months ended September 30, 2000 and 1999
----------------------------------------------------------------

During the nine months ended September 30, 2000, net cash used in operating activities totaled $4,178,631, as compared to net cash used in operating activities totaling $1,325,855 in the corresponding period of 1999. The increase in cash used in operating activities in 2000 was primarily the result of net losses, and acquisition and deployment of its global IP network and switching platform. The Company also paid down liabilities and debt associated with the historical operations of ILDC.

During the nine months ended September 30, 2000, net cash used in investing activities amounted to approximately $1,785,210 as compared to $604,589 in the corresponding period in 1999. The increase resulted from the purchase of office and computer equipment and telecom equipment required to support the increase in staffing requirements and build out its network facilities. The Company is in the process of financing the majority of all its purchases of telecommunications equipment through capital leases.

During the nine months ended September 30, 2000, net cash provided by financing activities of $6,065,768 as compared to $1,930,444 in the same period in 1999 consisted principally of $4,814,528 in private placements and proceeds of short-term notes payable and capital leases of $2,214,586 net of $963,346 payments on capital leases and term loan obligations, respectively.

Recently Issued Accounting Standards
------------------------------------

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material effect on our consolidated financial position, liquidity, or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later that the fourth quarter for fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements.

Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44) Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, is effective for financial statements beginning after July 1, 2000. The adoption of this new standard did not have a material effect on the Company's financial statements.

"Safe Harbor" Statement Under Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------------

This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements and involved a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, competitive factors, changes in costs, including termination and transmission costs, general business and economic conditions and other risk factors described herein or from time to time in the Company's reports filed with the Securities Exchange Commission. Consequently, these cautionary statements qualify all of the forward-looking statements made in this report, which speak only as of the date made.

The statements contained in this document and other statements which are not historical facts are forward looking statements that involve risks and uncertainties, including, the success of newly implemented sales strategies; the continued existence of agreements with product providers; market acceptance of NxGen's products and services; the ability to obtain a larger number and size of contracts; the timing of contract awards; work performance and customer response; the impact of competitive products and pricing; technological developments by NxGen's competitors or difficulties in NxGen's research and development efforts; and other risks as detailed in NxGen's Securities and Exchange Commission filings.



ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is that of interest rate risk on borrowings under our financing facility, which are subject to interest rates based on the banks' prime rate, and a change in the applicable interest rate that would affect the rate at which we could borrow funds or finance equipment purchases. Although all of our transactions are on our results of operations are currently denominated in United States dollars, we are currently evaluating the impact of foreign currency exchange risk on our results of operations as we continue to expand globally.



                            PART II OTHER INFORMATION

--------------------------------------------------------------------------------

                            ITEM 1 LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


NxGen is not a party to any litigation and, to the best of its knowledge, none is threatened or anticipated. ILDC, however, has recently settled two claims.

In the Matter of StarTouch International Ltd.
---------------------------------------------

On or about February 5, 2000 StarTouch International, Ltd. instituted an action in the Superior Court of Fulton County, State of Georgia, seeking repayment of a $2,067,407 promissory note which ILDC had issued to StarTouch that was due on June 5, 2000.

On October 3, 2000, a Notice of Filing of Consent Judgment was entered with the Court through which the case was settled. Under the terms of the settlement agreement, NxGen agreed to pay $650,000 on September 28, 2000 to StarTouch plus a late payment fee of $41,348.16 per month for three months plus simple interest at 10% per annum as accrued each month from the effective date of the final Note. NxGen agreed to issue six equal payments of $285,438.71 commencing October 1, 2000 and to issue 51,692 shares of Common Stock of NxGen to StarTouch. Prior to payment in full, StarTouch may convert any remaining amounts due into shares of Common Stock of NxGen at a conversion rate of $4.00 per share. If ILDC fails to cure any default of any term of the settlement agreement within 10 days of notice the full amount of the remaining indebtedness will be immediately accelerated and a late penalty equal to 10% of the entire accelerated amount will apply.

In the Matter of Compaq Computers Ltd.
--------------------------------------

On or about December 8, 1999, Compaq Computer Corporation filed suit against ILDC in the State Court of Dekalb County, State of Georgia seeking to recover $679,071.39 under an alleged contract between Compaq and ILDC, plus accrued interest in the amount of $141,321.26, plus costs.

As of September 30, 2000, the parties were in the process of settlement negotiations. Since September, the parties have agreed to settlement terms in which ILDC has agreed to make payments totaling $175,000 to Compaq on or before December 27, 2000 and to return to Compaq approximately $903,000 worth of equipment.

No New Matters
--------------

         To NxGen's knowledge, no lawsuits were commenced against NxGen or International Long Distance Corporation during the quarter ended September 30, 2000, nor did NxGen commence any lawsuits during the same period.

--------------------------------------------------------------------------------

                          ITEM 2 CHANGES IN SECURITIES

--------------------------------------------------------------------------------

Recent Sales of Unregistered Securities
---------------------------------------

         During the quarter ended September 30, 2000, NxGen issued the following securities, none of which were registered under the Securities Act of 1933 (the "1933 Act"):

1. Share Exchange Transaction. In September 2000 in connection with the acquisition of approximately 82.53% of the issued and outstanding common share capital of ILDC, the stockholders of International Long Distance Corporation were issued 9,078,108 (post split) shares of NxGen in a transaction exempt from registration pursuant to Regulation D Rule 506 under Section 4(2) of the Securities Act of 1933.

2. Private Placements. NxGen commenced a private placement of its Common Stock and units through an offering issued in May of this year. That private placement was later amended on September 1, 2000 through creation of two separate Offering Memoranda which provided for separate unit and share offerings. The original Placement consisted of both a unit and a share offering. To date an aggregate total of $ 3,865,000 has been raised under this offering. The unit offering of 2,400,000 units at $ 2.50 per unit. Each unit consists of one share and one warrant and is exercisable for one share of Common Stock of NxGen for $ 2.50 any time within three years from the date of the purchase. The share offering consists of 800,000 share of Common Stock at $ 2.50. There is no minimum sale requirement. In connection with each placement NxGen has agreed to provide a commission of 8% to the selling agent and the agent may elect to receive up to 50% of its commission in the form of common shares of NxGen at $ 2.50 per share. All commissions will be taken in the form of shares.

To date, NxGen has issued 1,046,000 common shares and 1,046,000 warrants under the unit offering to twelve (12) investors. NxGen has reasonable grounds to believe that these investors are accredited investors, capable of evaluating the merit and risk of this investment and who have acquired the shares for investment purposes. NxGen has provided the information required by Regulation D in the form of an offering memorandum to all investors. Accordingly, NxGen issued the shares relying on Rule 506 of Regulation D of the 1933 Act to the following:


DATE
ISSUED          NAME OF SUBSCRIBER                AMOUNT PAID/DATE           SHARES/WARRANTS ACQUIRED
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        Aberdeen Holdings Limited     $250,000      05/05/00            100,000 CS & 100,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        Bank Sal Oppenheim Jr. and    $500,000      05/10/00            200,000 CS & 200,000 W
                Cie (Schweiz) Ag
--------------- ----------------------------- ------------------------ --------------------------------

08/16/00        Bay Shore Enterprises, LLC    $500,000      07/11/00            200,000 CS & 200,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        Joe Bluff                     $50,000       05/02/00              20,000 CS & 20,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        M. Donnie Dutton              $75,000       05/02/00              30,000 CS & 30,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        George Knight                 $25,000       05/03/00               10,000 CS &10,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        M R Media, Inc.               $50,000       05/02/00              20,000 CS & 20,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        P & W Investments, Inc.       $75,000       05/03/00              30,000 CS & 30,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        Sandy Regenbogen-Weiss        $50,000       05/24/00              20,000 CS & 20,000 W
--------------- ----------------------------- ------------------------ --------------------------------

10/30/00        Dan Sampson                   $90,000       05/15/00              36,000 CS & 36,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        Mark Sampson                  $200,000      05/15/00              80,000 CS & 80,000 W
--------------- ----------------------------- ------------------------ --------------------------------

07/21/00        United Markets Ltd.           $750,000      05/12/00            300,000 CS & 300,000 W
--------------- ----------------------------- ------------------------ --------------------------------

                    Total for Unit Offering:  $2,615,000                   1,046,000 CS & 1,046,000 W
--------------- ----------------------------- ------------------------ --------------------------------

To date, NxGen has issued 500,000 common shares under the second private placement to six (6) investors. NxGen has reasonable grounds to believe that the majority of these investors are accredited investors, capable of evaluating the merit and risk of this investment and who have acquired the shares for investment purposes. NxGen has provided the information required by Regulation D in the form of an offering memorandum to all investors. Accordingly, NxGen issued the shares relying on Rule 506 of Regulation D of the 1933 Act to the following:


DATE
ISSUED    NAME OF SUBSCRIBER                       AMOUNT PAID/DATE     SHARES ACQUIRED
--------- ----------------------------------- ------------------------ ----------------

09/01/00  3024777 Nova Scotia Company         $500,000       08/28/00       200,000 CS
--------- ----------------------------------- ------------------------ ----------------

08/24/00  Adam Rankin-Wilson                  $250,000       07/27/00       100,000 CS
--------- ----------------------------------- ------------------------ ----------------

07/21/00  Andrew Kyle                         $100,000       06/23/00        40,000 CS
--------- ----------------------------------- ------------------------ ----------------

08/24/00  Elinora Investments Pty. Ltd.       $100,000       08/08/00        40,000 CS
--------- ----------------------------------- ------------------------ ----------------

07/21/00  Michael Marcus                      $200,000       05/18/00        80,000 CS
--------- ----------------------------------- ------------------------ ----------------

07/21/00  RKC Investments, LLC                $100,000       06/22/00        40,000 CS
--------- ----------------------------------- ------------------------ ----------------

                Total for Share Offering:     $1,250,000                    500,000 CS
--------- ----------------------------------- ------------------------ -----------------

3. Stock Options. NxGen has entered into Stock Option Agreements with the following directors, officers or key employees of NxGen:


                      Number of Options to
Name of Optionee     Purchase Common Shares   Exercise Price $   Expiration Date
-------------------- ----------------------- ------------------- ---------------

Mark Sampson                 1,350,000              2.50         Sept. 1, 2003
-------------------- ----------------------- ------------------- ---------------

Darren Dumba                  300,000               2.50         Sept. 1, 2003
-------------------- ----------------------- ------------------- ---------------

William R. Neale              200,000               2.50         Sept. 1, 2003
-------------------- ----------------------- ------------------- ---------------

Ralph Proceviat               200,000               2.50         Sept. 1, 2003
-------------------- ----------------------- ------------------- ---------------

Richard Wafer                 200,000               2.50         Sept. 1, 2003
-------------------- ----------------------- ------------------- ---------------

Reggie Ibison                 200,000               2.50         Sept. 1, 2003
-------------------- ----------------------- ------------------- ---------------

Victoria Aguilar              110,000               4.00         Sept. 1, 2003
-------------------- ----------------------- ------------------- ---------------
                                                    3.75
Don Spears                    50,000                             Sept. 1, 2003
-------------------- ----------------------- ------------------- ---------------

Rick Coleman                  50,000                3.75         Sept. 1, 2001
-------------------- ----------------------- ------------------- ---------------

Tim Robertson                 50,000                3.75         Sept. 1, 2001
-------------------- ----------------------- ------------------- ---------------
Arthur Steinberger            150,000               4.00         Oct 1, 2003
-------------------- ----------------------- ------------------- ---------------

4. Convertible Debentures. NxGen has also entered into a convertible debenture agreement under which a total of 560,000 shares on the conversion of warrants attached to one of the convertible debenture instruments. The parties are as follows:


                                            Principal    # Of Shares on  Conversion
Debenture Holder            Debenture Date  Balance      Conversion*     Price $      Expiry Date
--------------------------- --------------- ------------ --------------- ------------ ---------------

Winton Capital Holdings,    Sept. 30, 2000  $ 2,100,000     560,000 CS      3.75      Sept. 30, 2001
Ltd.
--------------------------- --------------- ------------ --------------- ------------ ---------------

                                    TOTAL:                  560,000 CS
                            --------------------------------------------
         *        Plus Accrued but Unpaid Interest



5. Settlement Agreement. NxGen has agreed to issue 51,692 shares of Common Stock to StarTouch as part of a settlement agreement between International Long Distance Corporation, NxGen and Anthony Overman. StarTouch may also elect to convert any amounts outstanding and due by the parties to StarTouch any time at a conversion price of $4.00 per share.

Use of Proceeds
---------------

The net proceeds of the funds received to date from the two private placements have been or will be utilized approximately as follows:



                                                           AMOUNT     PERCENTAGE
  ------------------------------------------------ ----------------- -----------

  Offering Expenses Including Commissions            $      329,200          8%
  ------------------------------------------------ ----------------- -----------

  Payment to StarTouch as part of settlement         $   935,438.71      24.20%

  ------------------------------------------------ ----------------- -----------

  General Corporate Purposes                         $ 2,600,361.29       67.8%

  ------------------------------------------------ ----------------- -----------

                                         TOTAL:      $ 3,865,000.00     100.00%
  ------------------------------------------------ ----------------- -----------


--------------------------------------------------------------------------------

                     ITEM 3 DEFAULTS UPON SENIOR SECURITIES

--------------------------------------------------------------------------------

         Not applicable.



--------------------------------------------------------------------------------

           ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

At June 30, 2000 (the "Record Date"), NxGen had 10,920,800 shares of Common Stock, par value $0.001 outstanding. These are the securities that would have been entitled to vote if a meeting was required to be held. On June 30, 2000, a majority action of ten stockholders (the "Action") of NxGen was taken, in accordance with sections 78.315 and 78.320, respectively of the Nevada Revised Statutes. As of the Record Date, these ten persons collectively owned 5,869,600 shares of Common Stock or 53.75% of the outstanding shares which exceeded the required majority of the outstanding voting securities of NxGen necessary for the adoption of the Action. The following matters were approved:

o amending the Articles of Incorporation of NxGen to change its name from "Old Night", Inc., to "NxGen Networks, Inc."

o adoption of NxGen's 2000 Stock Plan with 6,000,000 shares available under the stock plan,

o approval of the share exchange agreement dated as of June 30, 2000 among the Company, and the ILDC Stockholders (as defined in the attached share exchange agreement) which provided for, among other things, the issuance by the Company of 9,078,108 shares of its Common Stock in exchange for 9,078,108 or 82.53% of the issued and outstanding shares of Common Stock of ILDC, and the election of Messrs. Mark Sampson, Anthony Overman and Don Spears as directors of NxGen on closing the share exchange transaction and to hold office until the next annual general meeting.


--------------------------------------------------------------------------------

                            ITEM 5 OTHER INFORMATION

--------------------------------------------------------------------------------

Name Change
-----------

On August 31, 2000, NxGen changed its name from Old Night, Inc. to NxGen Network, Inc.

Share Exchange Agreement with International Long Distance Corporation Closed
----------------------------------------------------------------------------

On August 31, 2000, NxGen issued 9,078,108 shares of the Common Stock of NxGen to certain stockholders of ILDC ("ILDC Stockholders") to acquire approximately an 82.53% of the issued and outstanding shares of Common Stock of ILDC, a North Carolina corporation. NxGen had entered into a share exchange agreement dated as of June 30, 2000 with ILDC and the ILDC Stockholders (the "Agreement") which provided for, among other things, the issuance by the Company of 9,078,108 shares of NxGen's Common Stock in exchange for 9,078,108 or 82.53% of the issued and outstanding shares of Common Stock of ILDC (the "Share Exchange"). The second step of acquiring the remaining outstanding shares of ILDC through a merger, redemption or other transactions will occur later this year or early in 2001. All references to NxGen in this section include ILDC when applicable

Changes to Board of Directors
-----------------------------

Messrs. Anthony Overman, Mark Sampson, and Don Spears were elected and appointed as directors of NxGen on closing the Share Exchange with ILDC. Mr. Xenios Xenopoulos has retired as an officer and director of NxGen. Information about Messrs Overman, Sampson and Spears is contained in the definitive information statement on Form 14C dated July 28, 2000 filed by NxGen with the Securities and Exchange Commission.


--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

Exhibits

(a)      Exhibits

          2 Share Exchange Agreement dated June 30, 2000 by and among Old Night, Inc., International Long Distance Company ("ILDC") and Certain Shareholders of ILDC1

          3(i) Articles   of    Incorporation 2
               Amendment   to   Articles   of Incorporation 3

         3(ii)    Bylaws of the Company4

          6 Voting Trust Agreement between Anthony Overman and Certain Shareholders5

          10   NxGen Networks, Inc. 2000 Stock Option Plan6

          11   Statement regarding computation of per share earnings7

          27   Financial Data Schedule


Reports on Form 8-K

On September 5, 2000, the Company filed a current report on Form 8-K to announce our acquisition of approximately 80% of the issued and outstanding shares of International Long Distance Corporation.

On November 14, 2000, the Company filed an amended current report on Form 8-K to amend the current report on Form 8-K we filed on September 5, 2000 to include the required financial statements under Item 7.


-------------------------
1 Incorporated by reference to Exhibit 2 of the Form 8-K/A of the Company filed with the SEC on November 15, 2000.
2 Incorporated by reference to Exhibit 3.1 of the Form 10SB12G of the Company filed with the SEC on December 9, 1999.
3 Incorporated by reference to Exhibit 3.1 of the Definitive Information Statement on Form DEF14C of the Company filed with the SEC on July 31, 2000.
4 Incorporated by reference to Exhibit 3.2 of the Form 10SB12G of the Company filed with the SEC on December 9, 1999.
5 Incorporated by reference to Schedule 4.2 appended to the Share Exchange Agreement in the Definitive Information Statement on Form DEF14C of the Company filed with the SEC on July 31, 2000
6 Incorporated by reference to Exhibit 10.2 of the Definitive Information Statement on Form DEF14C of the Company filed with the SEC on July 31, 2000.
7    Incorporated by reference to Note 3 of the Financial Statements.



--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      NXGEN NETWORKS, INC.


                                                       /s/ Ralph Proceviat

                                                      Date: December 15, 2000
                                                      Per:  Ralph Proceviat
                                                      Chief Financial Officer